Form 10-Q
period 2009-10-31
CHINA ADVANCED MEDITECH, INC
filed 2009-12-21
CIK 1445193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 21, 2009:  100,000 shares of Common Stock.

CHINA ADVANCED MEDITECH, INC.

FORM 10-Q
October 31, 2009
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

SIGNATURE

China Advanced Meditech, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

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

The results for the period ended October 31, 2009 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10 filed with the Securities and Exchange Commission for the period ended October 31, 2009.

China Advanced Meditech, Inc.
 (A Development Stage Company)
Balance Sheets

	October 31, 2009	July 31, 2009
	(Unaudited)	(Audited)

Liabilities and Stockholder’s Equity (Deficit)

Current Liabilities
Accounts payable	$(2,372)	$(2,372)
Loan payable – related party	(22,547)	(22,033)
	(24,919)	(24,405)

Stockholder’s Deficit:
Preferred stock ( $0.00001 par value, 100,000,000 shares authorized, none issued and outstanding)
Common stock ( $0.00001 par value, 500,000,000 shares authorized, 100,000 shares issued and outstanding)	1	1
Deficit accumulated during development stage	(24,920)	(24,406)

Total Stockholder’s Deficit	(24,919)	(24,405)

Total Liabilities and Stockholder’s Deficit	$-	$-

See accompanying notes to financial statements

China Advanced Meditech, Inc.
 (A Development Stage Company)
Statements of Operations

	Three Months Ended October 31, 2009	Three Months Ended October 31, 2008	Cumulative from July 11, 2008 (Inception) to October 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)

Operating expenses
General and administrative	$514	$5,583	$24,920
Total operating expenses	(514)	(5,583)	(24,920)

Net loss	(514)	(5,583)	(24,920)

Net loss per share – basic and diluted	(0.01)	(0.06)	(0.25)

Weighted average number of shares outstanding during the period – basic and diluted	100,000	100,000	100,000

See accompanying notes to financial statements

China Advanced Meditech, Inc.
 (A Development Stage Company)
Statement of Changes in Stockholder's Deficit
For the Period ended October 31, 2009

			Deficit
	Common Stock		Accumulated during	Total
	Shares	Amount	Development Stage	Stockholder's Deficit

Common stock issued for compensation - founder - ($0.00001/share)	100,000	$1	$-	$1

Net loss from July 11, 2008 (inception date) to July 31, 2009	-	-	(24,406)	(24,406)

Balance July 31, 2009	100,000	$1	$(24,406)	$(24,405)

Net loss from August 1, 2009 to October 31, 2009	-	-	(514)	(514)
Balance October 31, 2009	100,000	$1	$(24,920)	$(24,919)

See accompanying notes to financial statements

China Advanced Meditech, Inc.
(A Development Stage Company)
Statement of Cash Flows

	Three Months Ended October 31, 2009	Three Months Ended October 31, 2008	Cumulative from July 11, 2008 (Inception) to October 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(514)	$(5,583)	$(24,920)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for compensation - founder	-	-	1
Changes in operating assets and liabilities:
(Decrease)/increase in accounts payable	-	(6,250)	2,372
Net Cash Used In Operating Activities	(514)	(11,833)	(22,547)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan payable - related party	514	11,833	22,547
Net Cash Provided By Financing Activities	514	11,833	22,547

Net Increase in Cash	-	-	-

Cash - Beginning of Period	-	-	-

Cash - End of Period	$-	$-	$-

See accompanying notes to financial statements

China Advanced Meditech, Inc.
 (A Development Stage Company)
Notes to Financial Statements
October 31, 2009

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

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At October 31, 2009, there were no balances that exceeded the federally insured limit.

Earnings per share

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period.  Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.  At October 31, 2009, the Company had no common stock equivalents that could potentially dilute future earnings per share; however, if present, a separate computation of diluted loss per share would not have been presented, as these common stock equivalents would have been be anti-dilutive due to the Company’s net loss.

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

China Advanced Meditech, Inc.
 (A Development Stage Company)
Notes to Financial Statements
October 31, 2009

Segment information

The Company follows Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."  During the period from date of incorporation until October 31, 2009, the Company only operated in one segment; therefore, segment information has not been presented.

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

We adopted the provisions of FASB Interpretation No. 48; “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments. At October 31, 2009, we did not record any liabilities for uncertain tax position.

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

China Advanced Meditech, Inc.
 (A Development Stage Company)
Notes to Financial Statements
October 31, 2009

Recent accounting pronouncements (continued)

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

China Advanced Meditech, Inc.
 (A Development Stage Company)
Notes to Financial Statements
October 31, 2009

Recent accounting pronouncements (continued)

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

Note 2 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $514 and net cash used in operations of $514 for the period ended October 31, 2009; and a working capital deficit of $24,919, deficit accumulated during the development stage of $24,920 and a stockholder’s deficit of $24,919 at October 31, 2009.  In addition, the Company is in the development stage and has not yet generated any revenues. The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and to continue to raise funds through debt or equity raises.  The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 Loan Payable – Related Party

During the period ended October 31, 2009, the Company’s stockholder loaned the Company $22,547. These advances are non-interest bearing, unsecured and due on demand.

Note 4 Stockholder’s Deficit

During the period ended October 31, 2009, the Company issued 100,000 shares of common stock to its founder, having a fair value of $1 ($0.00001/share), for pre-incorporation services.

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

The Company has a net operating loss carryforward for tax purposes totaling $24,920 at October 31, 2009, expiring through the year 2028. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).  Temporary differences, which give rise to a net deferred tax asset, are as follows:

Significant deferred tax assets at October 31, 2009 are as follows:

Gross deferred tax assets:
Net operating loss carryforwards	$8,473
Total deferred tax assets	8,473
Less: valuation allowance	(8,473)
Net deferred tax asset recorded	$-

China Advanced Meditech, Inc.
 (A Development Stage Company)
Notes to Financial Statements
October 31, 2009

The valuation allowance at July 31, 2009 was $8,298. The net change in valuation allowance during the period ended October 31, 2009, was an increase of $175.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of October 31, 2009.

The actual tax benefit differs from the expected tax benefit for the period ended October 31, 2009 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes) as follows:

Expected tax expense (benefit) - Federal	$(8,473)
Change in valuation allowance	8,473
Actual tax expense (benefit)	$-

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

Liquidity and Capital Resources

As of October 31, 2009, the Company’s current liabilities totaled $24,919, comprised exclusively of monies due to stockholders. The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Three Months Ended October 31, 2009	Three Months Ended October 31, 2008	Cumulative From July 11, 2008 (Inception) to October 31, 2009
Net Cash (Used in) Operating Activities	$(514)	$(11,833)	$(22,547)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	514	11,833	22,547
Net Increase in Cash and Cash Equivalents	$-	$-	$-

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

 Results of Operation

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from July 11, 2008 (Inception) to October 31, 2009. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. For the period ended from July 11, 2008 (Inception) to October 31, 2009, the Company had a net loss of $24,920 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the filling of the Company’s Registration Statement on Form 10-SB and other related documents.

Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine For the period ended from July 11, 2008 (Inception) to October 31, 2009, the Company had a net loss of $24,920 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the filling of the Company’s Registration Statement on Form 10-SB and other related documents.

For the three months ending October 31, 2009, the Company had no activities that produced revenues from operations.

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

Item 6. Exhibits.

(a)           Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAXCONCEPT INTERNATIONAL HOLDING, INC.

Date: December 21, 2009	By:	/s/ Wong Wa Kei Anthony
Wong Wa Kei Anthony
President, Secretary, Chief Financial Officer and Director